Form 10-K
period 2021-12-31
Wells Fargo Commercial Mortgage Trust 2020-C56
filed 2022-03-16
CIK 1803858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Wells Fargo Bank, National Association acts as trustee of the University Village Mortgage Loan, the Parkmerced Mortgage Loan and the KPMG Plaza at Hall Arts Mortgage Loan.  Pursuant to the trust and servicing agreement for the CSMC 2019-UVIL Transaction, the trust and servicing agreement for the MRCD 2019-PARK Transaction and the pooling and servicing agreement for the CSAIL 2020-C19 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the University Village Mortgage Loan, the Parkmerced Mortgage Loan and the KPMG Plaza at Hall Arts Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the HPE Campus Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the University Village Mortgage Loan, the Parkmerced Mortgage Loan, the KPMG Plaza at Hall Arts Mortgage Loan, the HPE Campus Mortgage Loan and the 650 Madison Avenue Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the KPMG Plaza at Hall Arts Mortgage Loan, the University Village Mortgage Loan, the Parkmerced Mortgage Loan and the 650 Madison Avenue Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank as special servicer of the University Village Mortgage Loan, LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan and Citibank, N.A., as custodian of the 650 Madison Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of 3650 REIT Loan Servicing LLC as special servicer of the KPMG Plaza at Hall Arts Mortgage Loan, Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank as special servicer of the University Village Mortgage Loan, KeyBank National Association as primary servicer of the 650 Madison Avenue Mortgage Loan and primary servicer and special servicer of the Parkmerced Mortgage Loan, and LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan (see Exhibit 33.1)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Grid Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of The Grid Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of The Grid Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of The Grid Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of The Grid Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Bushwick Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan

33.25       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan (see Exhibit 33.2)

33.29       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Trustee of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the University Village Mortgage Loan (see Exhibit 33.5)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the University Village Mortgage Loan

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.34       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.24)

33.35       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.24)

33.36       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 33.5)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 33.32)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.2)

33.41       3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan

33.42       Wells Fargo Bank, National Association, as Trustee of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.5)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.32)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the HPE Campus Mortgage Loan (see Exhibit 33.1)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the HPE Campus Mortgage Loan (see Exhibit 33.2)

33.48       Wilmington Trust, National Association, as Trustee of the HPE Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the HPE Campus Mortgage Loan (see Exhibit 33.5)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the HPE Campus Mortgage Loan (see Exhibit 33.32)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the HPE Campus Mortgage Loan (see Exhibit 33.7)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan (see Exhibit 34.1)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Grid Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of The Grid Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of The Grid Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of The Grid Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of The Grid Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Bushwick Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan

34.25       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan (see Exhibit 34.2)

34.29       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Trustee of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the University Village Mortgage Loan (see Exhibit 34.5)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the University Village Mortgage Loan

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.34       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.24)

34.35       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.24)

34.36       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 34.5)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 34.32)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.2)

34.41       3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan

34.42       Wells Fargo Bank, National Association, as Trustee of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.5)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.32)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the HPE Campus Mortgage Loan (see Exhibit 34.1)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the HPE Campus Mortgage Loan (see Exhibit 34.2)

34.48       Wilmington Trust, National Association, as Trustee of the HPE Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the HPE Campus Mortgage Loan (see Exhibit 34.5)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the HPE Campus Mortgage Loan (see Exhibit 34.32)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the HPE Campus Mortgage Loan (see Exhibit 34.7)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Grid Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan (see Exhibit 35.2)

35.12       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 35.2)

35.16       3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the HPE Campus Mortgage Loan (see Exhibit 35.1)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the HPE Campus Mortgage Loan (see Exhibit 35.2)

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

99.9         Agreement Between Note Holders, dated as of March 30, 2020 by and between Column Financial, Inc., as Initial Note A-1 Holder and C Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on June 4, 2020 under Commission File No. 333-226486-14 and incorporated by reference herein).

99.10       Co-Lender Agreement, dated as of December 2, 2019, between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, Column Financial, Inc., as Initial Note A-3 Holder and Column Financial, Inc., as Initial Note B Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on June 4, 2020 under Commission File No. 333-226486-14 and incorporated by reference herein).

99.11       Co-Lender Agreement, dated as of June 1, 2020, by and between SPREF WH III LLC, as Initial Note A-1 Holder, SPREF WH III LLC, as Initial Note A-2-1 Holder, SPREF WH III LLC, as Initial Note A-2-2 Holder, and SPREF WH III LLC, as Initial Note A-3 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on June 4, 2020 under Commission File No. 333-226486-14 and incorporated by reference herein).

99.12       Co-Lender Agreement, dated as of December 5, 2019, by and among Barclays Bank PLC, as Initial Note A-1 Holder and Initial Agent, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Barclays Bank PLC, as Initial Note A-3 Holder, Citi Real Estate Funding Inc., as Initial Note A-4 Holder, Barclays Bank PLC, as Initial Note A-5 Holder, Citi Real Estate Funding Inc., as Initial Note A-6 Holder, Barclays Bank PLC, as Initial Note A-7 Holder, Citi Real Estate Funding Inc., as Initial Note A-8 Holder, Barclays Bank PLC, as Initial Note B-1 Holder, Citi Real Estate Funding Inc., as Initial Note B-2 Holder, Barclays Capital Real Estate Inc., as Initial Note C-1 Holder and Citi Real Estate Funding Inc., as Initial Note C-2 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on June 4, 2020 under Commission File No. 333-226486-14 and incorporated by reference herein).

99.13       Agreement Between Noteholders, dated as of November 26, 2019, by and among Citi Real Estate Funding Inc., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-4 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder and Initial Note A-5 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder and Initial Note A-6 Holder, BMO Harris Bank N.A., as Initial Note A-7 Holder, Citi Real Estate Funding Inc., as Initial Note B-1 Holder, Goldman Sachs Bank USA, as Initial Note B-2 Holder, Barclays Capital Real Estate Inc., as Initial Note B-3 Holder, and BMO Harris Bank N.A., as Initial Note B-4 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on June 4, 2020 under Commission File No. 333-226486-14 and incorporated by reference herein).

99.14       Co-Lender Agreement, dated as of February 21, 2020, by and between SPREF WH II LLC, as Initial Note A-1 Holder, SPREF WH II LLC, as Initial Note A-2 Holder, SPREF WH II LLC, as Initial Note A-3 Holder, and SPREF WH II LLC, as Initial Note A-4 Holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on June 4, 2020 under Commission File No. 333-226486-14 and incorporated by reference herein).

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

Date: March 15, 2022