Form 10-K
period 2023-12-31
Wells Fargo Commercial Mortgage Trust 2020-C56
filed 2024-03-15
CIK 1803858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

K-Star Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after April 24, 2023 and the HPE Campus Mortgage Loan on and after May 2, 2023. As a result, K-Star Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by K-Star Asset Management LLC in the capacities described above are listed in the Exhibit Index.

3650 REIT Loan Servicing LLC is the special servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 and the KPMG Plaza at Hall Arts Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for 3650 REIT Loan Servicing LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because 3650 REIT Loan Servicing LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of 3650 REIT Loan Servicing LLC because 3650 REIT Loan Servicing LLC is an unaffiliated servicer servicing less than 10% of pool assets

KeyBank National Association is the primary servicer of the 650 Madison Avenue Mortgage Loan and the primary servicer and special servicer of the Parkmerced Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank National Association because KeyBank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to April 24, 2023 and the HPE Campus Mortgage Loan prior to May 2, 2023 and the primary servicer of the KPMG Plaza at Hall Arts Mortgage Loan and the University Village Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the 650 Madison Avenue Mortgage Loan, the Parkmerced Mortgage Loan, the University Village Mortgage Loan and the KPMG Plaza at Hall Arts Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023, Citibank, N.A. as custodian of the 650 Madison Avenue Mortgage Loan and Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the University Village Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the 650 Madison Avenue Mortgage Loan and the primary servicer and special servicer of the Parkmerced Mortgage Loan, LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023, Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as special servicer of the University Village Mortgage Loan and 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 and the KPMG Plaza at Hall Arts Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.6           Pooling and Servicing Agreement, dated as of July 1, 2020, among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 6, 2020 under Commission File No. 333-226486-14 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 24, 2023

33.3         K-Star Asset Management LLC, as Special Servicer on and after April 24, 2023

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan (see Exhibit 33.1)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Grid Mortgage Loan prior to April 24, 2023 (see Exhibit 33.2)

33.13       K-Star Asset Management LLC, as Special Servicer of The Grid Mortgage Loan on and after April 24, 2023 (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of The Grid Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of The Grid Mortgage Loan (see Exhibit 33.6)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of The Grid Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of The Grid Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 33.2)

33.21       K-Star Asset Management LLC, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 33.3)

33.22       Wilmington Trust, National Association, as Trustee of the Bushwick Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan

33.28       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

33.29       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023

33.30       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan (see Exhibit 33.2)

33.33       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Trustee of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the University Village Mortgage Loan (see Exhibit 33.6)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the University Village Mortgage Loan

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.38       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.27)

33.39       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.27)

33.40       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 33.6)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 33.36)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.2)

33.45       3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.29)

33.46       Wells Fargo Bank, National Association, as Trustee of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.6)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.36)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the HPE Campus Mortgage Loan (see Exhibit 33.1)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the HPE Campus Mortgage Loan prior to May 2, 2023 (see Exhibit 33.2)

33.52       K-Star Asset Management LLC, as Special Servicer of the HPE Campus Mortgage Loan on and after May 2, 2023 (see Exhibit 33.3)

33.53       Wilmington Trust, National Association, as Trustee of the HPE Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the HPE Campus Mortgage Loan (see Exhibit 33.6)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the HPE Campus Mortgage Loan (see Exhibit 33.36)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the HPE Campus Mortgage Loan (see Exhibit 33.8)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 24, 2023

34.3         K-Star Asset Management LLC, as Special Servicer on and after April 24, 2023

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan (see Exhibit 34.1)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Grid Mortgage Loan prior to April 24, 2023 (see Exhibit 34.2)

34.13       K-Star Asset Management LLC, as Special Servicer of The Grid Mortgage Loan on and after April 24, 2023 (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of The Grid Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of The Grid Mortgage Loan (see Exhibit 34.6)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of The Grid Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of The Grid Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 34.2)

34.21       K-Star Asset Management LLC, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 34.3)

34.22       Wilmington Trust, National Association, as Trustee of the Bushwick Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan

34.28       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

34.29       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023

34.30       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan (see Exhibit 34.2)

34.33       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Trustee of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the University Village Mortgage Loan (see Exhibit 34.6)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the University Village Mortgage Loan

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.38       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.27)

34.39       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.27)

34.40       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 34.6)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 34.36)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.2)

34.45       3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.29)

34.46       Wells Fargo Bank, National Association, as Trustee of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.6)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.36)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the HPE Campus Mortgage Loan (see Exhibit 34.1)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the HPE Campus Mortgage Loan prior to May 2, 2023 (see Exhibit 34.2)

34.52       K-Star Asset Management LLC, as Special Servicer of the HPE Campus Mortgage Loan on and after May 2, 2023 (see Exhibit 34.3)

34.53       Wilmington Trust, National Association, as Trustee of the HPE Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the HPE Campus Mortgage Loan (see Exhibit 34.6)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the HPE Campus Mortgage Loan (see Exhibit 34.36)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the HPE Campus Mortgage Loan (see Exhibit 34.8)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 24, 2023

35.3         K-Star Asset Management LLC, as Special Servicer on and after April 24, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Grid Mortgage Loan prior to April 24, 2023 (see Exhibit 35.2)

35.8         K-Star Asset Management LLC, as Special Servicer of The Grid Mortgage Loan on and after April 24, 2023 (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 35.2)

35.11       K-Star Asset Management LLC, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 35.3)

35.12       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

35.14       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan (see Exhibit 35.2)

35.16       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 35.2)

35.20       3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the HPE Campus Mortgage Loan (see Exhibit 35.1)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the HPE Campus Mortgage Loan prior to May 2, 2023 (see Exhibit 35.2)

35.23       K-Star Asset Management LLC, as Special Servicer of the HPE Campus Mortgage Loan on and after May 2, 2023 (see Exhibit 35.3)

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

99.9         Agreement Between Note Holders, dated as of March 30, 2020, by and between Column Financial, Inc., as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on June 4, 2020 under Commission File No. 333-226486-14 and incorporated by reference herein).

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

Date: March 15, 2024