Form 10-K
period 2025-12-31
Wells Fargo Commercial Mortgage Trust 2020-C56
filed 2026-03-19
CIK 1803858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the HPE Campus Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the HPE Campus Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

3650 REIT Loan Servicing LLC is the special servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 and the special servicer of the KPMG Plaza at Hall Arts Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for 3650 REIT Loan Servicing LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because 3650 REIT Loan Servicing LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of 3650 REIT Loan Servicing LLC because 3650 REIT Loan Servicing LLC is an unaffiliated servicer servicing less than 10% of pool assets

KeyBank National Association is the primary servicer of the 650 Madison Avenue Mortgage Loan and the Parkmerced Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank National Association because KeyBank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

Green Loan Services LLC is the special servicer of the 650 Madison Avenue Mortgage Loan and the Parkmerced Mortgage Loan, which constituted approximately 3.4% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, Green Loan Services LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the HPE Campus Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 650 Madison Avenue Mortgage Loan, the Parkmerced Mortgage Loan, the University Village Mortgage Loan and the KPMG Plaza at Hall Arts Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the 650 Madison Avenue Mortgage Loan, and LNR Partners, LLC, as special servicer of the University Village Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Green Loan Services LLC as special servicer of the Parkmerced Mortgage Loan and special servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of KeyBank National Association is the primary servicer of the 650 Madison Avenue Mortgage Loan and the Parkmerced Mortgage Loan, LNR Partners, LLC, as special servicer of the University Village Mortgage Loan, Green Loan Services LLC as special servicer of the Parkmerced Mortgage Loan and special servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 and 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 and the special servicer of the KPMG Plaza at Hall Arts Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         K-Star Asset Management LLC, as Special Servicer

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

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.12       Trimont LLC, as Primary Servicer of The Grid Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.13       K-Star Asset Management LLC, as Special Servicer of The Grid Mortgage Loan (see Exhibit 33.3)

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

33.15       Wells Fargo Bank, National Association, as Custodian of The Grid Mortgage Loan (see Exhibit 33.6)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of The Grid Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of The Grid Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.20       Trimont LLC, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.21       K-Star Asset Management LLC, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.3)

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

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan

33.28       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025

33.29       Green Loan Services LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 (Omitted. See Explanatory Notes.)

33.30       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan

33.33       LNR Partners, LLC, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.35       Wells Fargo Bank, National Association, as Custodian of the University Village Mortgage Loan (see Exhibit 33.6)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the University Village Mortgage Loan

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.38       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.27)

33.39       Green Loan Services LLC, as Special Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 33.6)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 33.36)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.32)

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

33.46       Wells Fargo Bank, National Association, as Trustee of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.6)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.36)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the HPE Campus Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.51       Trimont LLC, as Primary Servicer of the HPE Campus Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.52       K-Star Asset Management LLC, as Special Servicer of the HPE Campus Mortgage Loan (see Exhibit 33.3)

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

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         K-Star Asset Management LLC, as Special Servicer

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

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.12       Trimont LLC, as Primary Servicer of The Grid Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.13       K-Star Asset Management LLC, as Special Servicer of The Grid Mortgage Loan (see Exhibit 34.3)

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

34.15       Wells Fargo Bank, National Association, as Custodian of The Grid Mortgage Loan (see Exhibit 34.6)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of The Grid Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of The Grid Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.20       Trimont LLC, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.21       K-Star Asset Management LLC, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.3)

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

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan

34.28       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025

34.29       Green Loan Services LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 (Omitted. See Explanatory Notes.)

34.30       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan

34.33       LNR Partners, LLC, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.35       Wells Fargo Bank, National Association, as Custodian of the University Village Mortgage Loan (see Exhibit 34.6)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the University Village Mortgage Loan

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.38       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.27)

34.39       Green Loan Services LLC, as Special Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 34.6)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 34.36)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.32)

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

34.46       Wells Fargo Bank, National Association, as Trustee of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.6)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.36)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the HPE Campus Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.51       Trimont LLC, as Primary Servicer of the HPE Campus Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.52       K-Star Asset Management LLC, as Special Servicer of the HPE Campus Mortgage Loan (see Exhibit 34.3)

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

34.54       Wells Fargo Bank, National Association, as Custodian of the HPE Campus Mortgage Loan (see Exhibit 34.6)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the HPE Campus Mortgage Loan (see Exhibit 34.36)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the HPE Campus Mortgage Loan (see Exhibit 34.8)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         K-Star Asset Management LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7         Trimont LLC, as Primary Servicer of The Grid Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         K-Star Asset Management LLC, as Special Servicer of The Grid Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.10       Trimont LLC, as Primary Servicer of the Bushwick Multifamily Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.11       K-Star Asset Management LLC, as Special Servicer of the Bushwick Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)

35.12       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 (Omitted. See Explanatory Notes.)

35.14       Green Loan Services LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan

35.16       LNR Partners, LLC, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Green Loan Services LLC, as Special Servicer of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 35.15)

35.20       3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the HPE Campus Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.22       Trimont LLC, as Primary Servicer of the HPE Campus Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.23       K-Star Asset Management LLC, as Special Servicer of the HPE Campus Mortgage Loan (see Exhibit 35.3)

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

Date: March 19, 2026